Form 10-Q
period 2001-04-01
GAFTECH CORP; BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS INVESTMENT CORP; GAF PREMIUM PRODUCTS INC; GAF MATERIALS CORP CANADA; LL BUILDING PRODUCTS INC; WIND GAP REAL PROPERTY ACQUISITION CORP; DUCTWORK MANUFACTURING CORP; GAF LEATHERBACK CORP
filed 2001-05-16
CIK 846181, 927314, 1078706, 1078820, 1137277, 1137278, 1137279, 1137280, 1137282, 1137283

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended April 1, 2001

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-81808

                    BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


        Delaware                                               22-3276290
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 1361 Alps Road, Wayne, New Jersey                               07470
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (973) 628-3000

See table of additional registrants.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /

As of May 11, 2001, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of May 11, 2001, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

                                                ADDITIONAL REGISTRANTS

                                                                                                      Address, including zip code
                                                                                                      and telephone number,
                               State or other jurisdiction                  Registration No./I.R.S.   including area code, of
Exact name of registrant as    of incorporation or           No. of Shares  Employer Identification   registrant's principal
specified in its charter       organization                  Outstanding    No.                       executive offices
---------------------------    ---------------------------   -------------  -----------------------   -----------------------
Building Materials             Delaware                      10             333-69749-01/             1361 Alps Road
Manufacturing Corporation                                                   22-3626208                Wayne, NJ  07470
                                                                                                      (973) 628-3000
Building Materials             Delaware                      10             333-69749-02/             300 Delaware Avenue
Investment Corporation                                                      22-3626206                Suite 303
                                                                                                      Wilmington, DE  19801
                                                                                                      (302) 427-5960

BMCA Insulation Products Inc.  Delaware                      10             333-58442-10/             1361 Alps Road
                                                                            22-3275477                Wayne, NJ  07470
                                                                                                      (973) 628-3000

Ductwork Manufacturing         Delaware                      10             333-58442-08/             25 Central Industrial Row
Corporation                                                                 58-2507312                Purvis, MS  39475
                                                                                                      (601) 794-5500

GAF Leatherback Corp.          Delaware                      10             333-58442-09/             11 Hillcrest Road
                                                                            22-3497242                Hollister, CA  95024-5050
                                                                                                      (408) 636-5050

GAF Premium Products Inc.      Delaware                      10             333-58442-04/             1361 Alps Road
                                                                            22-3383680                Wayne, NJ  07470
                                                                                                      (973) 628-3000

GAF Materials Corporation      Delaware                      10             333-58442-05/             1361 Alps Road
(Canada)                                                                    22-3563280                Wayne, NJ  07470
                                                                                                      (973) 628-3000

GAFTECH Corporation            Delaware                      10             333-58442-01/             1361 Alps Road
                                                                            22-2811609                Wayne, NJ  07470
                                                                                                      (973) 628-3000

LL Building Products Inc.      Delaware                      10             333-58442-06/             4501 Circle 75 Parkway
                                                                            58-2394554                Atlanta, GA 30339
                                                                                                      (770) 953-6366

Wind Gap Real Property         Delaware                      10             333-58442-07/             1361 Alps Road
Acquisition Corp.                                                           22-3383681                Wayne, NJ  07470
                                                                                                      (973) 628-3000

                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                           Quarter Ended
                                                     --------------------------
                                                       April 2,        April 1,
                                                        2000             2001
                                                     ---------        ---------
                                                             (Thousands)

Net sales ....................................       $ 289,815        $ 264,961
                                                     ---------        ---------
Costs and expenses:
  Cost of products sold ......................         214,357          198,951
  Selling, general and administrative ........          60,150           55,982
  Goodwill amortization ......................             515              494
                                                     ---------        ---------
    Total costs and expenses .................         275,022          255,427
                                                     ---------        ---------

Operating income .............................          14,793            9,534
Interest expense .............................         (12,445)         (15,203)
Other expense, net ...........................          (1,164)          (1,483)
                                                     ---------        ---------
Income (loss) before income taxes ............           1,184           (7,152)
Income tax (provision) benefit ...............            (438)           2,646
                                                     ---------        ---------

Net income (loss) ............................       $     746        $  (4,506)
                                                     =========        =========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS

                                                                    April 1,
                                                     December 31,     2001
                                                         2000      (Unaudited)
                                                     ------------   -----------
ASSETS                                                        (Thousands)
Current Assets:
  Cash and cash equivalents ......................     $  82,747      $  30,084
  Accounts receivable, trade, net ................        19,474         22,569
  Accounts receivable, other .....................        51,843         97,776
  Receivable from parent corporations ............             -            749
  Tax receivable from parent corporations ........         1,500          1,500
  Inventories ....................................       101,702        125,092
  Other current assets ...........................         3,925          5,825
                                                       ---------      ---------
    Total Current Assets .........................       261,191        283,595
Property, plant and equipment, net ...............       362,464        356,359
Excess of cost over net assets of businesses
  acquired, net ..................................        65,317         64,824
Deferred income tax benefits .....................        42,897         45,822
Tax receivable from parent corporations ..........         7,500          7,500
Other assets .....................................        31,800         31,915
                                                       ---------      ---------
Total Assets .....................................     $ 771,169      $ 790,015
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt .........     $   5,908      $   4,061
  Accounts payable ...............................        57,520         68,092
  Payable to related parties .....................        10,052         16,347
  Accrued liabilities ............................        42,888         48,205
  Reserve for product warranty claims ............        14,900         14,900
                                                       ---------      ---------
    Total Current Liabilities ....................       131,268        151,605
                                                       ---------      ---------
Long-term debt less current maturities ...........       674,698        680,542
                                                       ---------      ---------
Reserve for product warranty claims ..............        28,756         25,837
                                                       ---------      ---------
Other liabilities ................................        14,312         14,402
                                                       ---------      ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued ..             -              -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,514 and
    1,015,353 shares, issued and outstanding,
    respectively .................................             1              1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .......................             -              -
  Accumulated deficit ............................       (77,866)       (82,372)
                                                       ---------      ---------

    Total Stockholders' Equity (Deficit) .........       (77,865)       (82,371)
                                                       ---------      ---------
 Total Liabilities and Stockholders'
  Equity (Deficit) ...............................     $ 771,169      $ 790,015
                                                       =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Quarter Ended
                                                          ---------------------
                                                          April 2,     April 1,
                                                            2000         2001
                                                          --------     --------
                                                             (Thousands)

Cash and cash equivalents, beginning of period .......    $ 55,952     $ 82,747
                                                          --------     --------

Cash provided by (used in) operating activities:
  Net income (loss) ..................................         746       (4,506)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
          Depreciation ...............................       9,147        8,640
      Goodwill and other amortization ................         722          843
      Deferred income taxes ..........................         252       (2,925)
      Noncash interest charges .......................         477        1,141
  Increase in working capital items ..................     (64,857)     (67,979)
  Decrease in reserve for product warranty claims ....      (1,290)      (2,919)
  Purchases of trading securities ....................      (1,019)           -
  Proceeds from sales of trading securities ..........       1,860            -
  Change in net receivable from/payable to related
    parties/parent corporations ......................      (6,010)       5,546
  Other, net .........................................        (579)        (640)
                                                          --------     --------
Net cash used in operating activities ................     (60,551)     (62,799)
                                                          --------     --------

Cash provided by (used in) investing activities:
  Capital expenditures ...............................     (14,175)      (2,433)
  Proceeds from sale of assets .......................       4,607            -
  Purchases of available-for-sale securities .........        (219)           -
  Proceeds from sales of available-for-sale securities       3,002            -
  Proceeds from sales of other short-term investments        1,590            -
                                                          --------     --------

Net cash used in investing activities ................      (5,195)      (2,433)
                                                          --------     --------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable ..........      26,816        9,550
  Increase in borrowings under revolving
    credit facilities ................................      40,000        7,000
  Repayments of long-term debt .......................      (1,113)      (3,151)
  Proceeds from issuance of common stock .............         265            -
  Financing fees and expenses ........................      (1,771)        (830)
                                                          --------     --------
Net cash provided by financing activities ............      64,197       12,569
                                                          --------     --------
Net change in cash and cash equivalents ..............      (1,549)     (52,663)
                                                          --------     --------
Cash and cash equivalents, end of period .............    $ 54,403     $ 30,084
                                                          ========     ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized) .............    $  7,527     $  8,302
    Income taxes .....................................         307          265



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company" or the "Parent Company") was formed on January 31, 1994 and is a 99.9% owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 1, 2001, and the results of operations and cash flows for the periods ended April 2, 2000 and April 1, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").

         Certain reclassifications have been made to conform to current year presentation.



Note 1.  Comprehensive Income (Loss)                        Quarter Ended
                                                       ------------------------
                                                       April 2,        April 1,
                                                         2000           2001
                                                       ---------      ---------
                                                             (Thousands)

Net income (loss) ................................     $     746      $  (4,506)
                                                       ---------      ---------
Other comprehensive income, net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains
    arising during the period, net of
    income taxes of $949 and $0, respectively ....         1,617              -
  Less:  Reclassification adjustment
    for gains included in net income,
    net of income taxes of $258 and $0,
    respectively .................................           439              -
                                                       ---------      ---------
Total other comprehensive income .................         1,178              -
                                                       ---------      ---------
Comprehensive income (loss) ......................     $   1,924      $  (4,506)
                                                       =========      =========
Note 2.   Inventories

     Inventories consist of the following:

                                                      December 31,     April 1,
                                                          2000           2001
                                                       ---------      ---------
                                                             (Thousands)

         Finished goods ..........................     $  61,606      $  85,333
         Work-in-process .........................        16,938         14,191
         Raw materials and supplies ..............        27,743         30,153
                                                       ---------      ---------

         Total ...................................       106,287        129,677
         Less LIFO reserve .......................        (4,585)        (4,585)
                                                       ---------      ---------

         Inventories .............................     $ 101,702      $ 125,092
                                                       =========      =========

Note 3.   Contingencies

Asbestos Litigation Against G-I Holdings

         In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. This proceeding is in a preliminary stage.

         Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BHC's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those claimants may seek to file Asbestos Claims against the Company (with 1,511 alleged Asbestos Claims pending against the Company as of April 1, 2001). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against the Company. The temporary restraining order will continue in place until the court determines G-I Holdings' request for the entry of a preliminary injunction. On February 7, 2001, G-I Holdings filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that the Company has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

         On February 8, 2001, a creditors committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court for the District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The Company believes that no basis exists for the court to grant the relief requested. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On February 21, 2001, G-I Holdings moved to dismiss the complaint. On March 21, 2001, the bankruptcy court refused to grant the requested interim relief.

         For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3,"Legal Proceedings," and Notes 3, 11 and 16 to Consolidated Financial Statements contained in the Company's Form 10-K.


Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

     For further information regarding environmental matters and other litigation, reference is made to Item 3, "Legal Proceedings" contained in the Company's Form 10-K.


Tax Claim Against G-I Holdings

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in G-I Holdings incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. G-I Holdings has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For the possible consequences to the Company of the failure of G-I Holdings to satisfy this liability and other information relating to G-I Holdings, see "Asbestos Litigation Against G-I Holdings" above.

Note 4.  Guarantor Financial Information

         All of the Company's subsidiaries, other than BMCA Receivables Corporation,are guarantors under the new $100 million secured bank credit facility, the amended and restated existing $110 million secured bank credit facility, the 10 1/2% Senior Notes due 2003, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC") a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

         The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. These license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit.

         In January 2001, certain subsidiaries of the Company were merged into BMMC.

         Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary prepared on a basis which retroactively reflects the formation of such companies for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company's guarantor subsidiaries and non-guarantor subsidiary is not included herein because management has determined that such information is not material to investors.

                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Operations
                           Quarter Ended April 2, 2000
                                   (Thousands)


                                              Parent        Guarantor
                                             Company       Subsidiaries    Eliminations   Consolidated
                                             -------       ------------    ------------   ------------
Net sales ............................      $ 259,787       $  30,028        $      -       $ 289,815
Intercompany net sales ...............          2,220         172,727        (174,947)              -
                                            ---------       ---------       ---------       ---------
Total net sales ......................        262,007         202,755        (174,947)        289,815
                                            ---------       ---------       ---------       ---------

Costs and expenses:
  Cost of products sold ..............        208,123         181,181        (174,947)        214,357
  Selling, general and administrative          43,713          16,437                          60,150
  Goodwill amortization ..............            326             189                             515
                                            ---------       ---------       ---------       ---------
Total costs and expenses .............        252,162         197,807        (174,947)        275,022
                                            ---------       ---------       ---------       ---------

Operating income .....................          9,845           4,948               -          14,793

Equity in earnings of subsidiaries ...          4,057                          (4,057)              -
Intercompany licensing income
  (expense), net .....................         (8,792)          8,792               -
Interest expense, net ................         (4,309)         (8,136)                        (12,445)
Other income (expense), net ..........         (2,001)            837                          (1,164)
                                            ---------       ---------       ---------       ---------
Income (loss) before income taxes
   and extraordinary loss ............         (1,200)          6,441          (4,057)          1,184
Income tax (provision) benefit .......          1,946          (2,384)                           (438)
                                            ---------       ---------       ---------       ---------
Net income (loss) ....................      $     746       $   4,057       $  (4,057)      $     746
                                            =========       =========       =========       =========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Operations
                           Quarter Ended April 1, 2001
                                   (Thousands)

                                       Parent        Guarantor
                                       Company      Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 241,395     $  23,566       $       -         $ 264,961
Intercompany net sales................    24,230       188,375        (212,605)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   265,625       211,941        (212,605)          264,961
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   212,083       199,473        (212,605)          198,951
  Selling, general and administrative.    40,537        15,445                            55,982
  Goodwill amortization...............       314           180                               494
                                       ---------      ---------      ---------          --------
Total costs and expenses..............   252,934       215,098        (212,605)          255,427
                                       ---------      ---------      ---------          --------
Operating income (loss)...............    12,691        (3,157)              -             9,534

Equity in earnings of subsidiaries....       213                          (213)                -
Intercompany licensing income
  (expense), net......................    (7,242)        7,242                                 -
Interest expense, net.................   (11,455)       (3,748)                          (15,203)
Other income (expense), net...........    (1,485)            2                            (1,483)
                                       ---------     ---------       ---------          --------

Income (loss) before income taxes.....    (7,278)          339            (213)           (7,152)
Income tax (provision) benefit........     2,772          (126)                            2,646
                                       ---------     ---------       ---------          --------

Net income (loss).....................  $ (4,506)    $     213       $    (213)         $ (4,506)
                                        ========     =========       ==========         ========


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                   (Thousands)

                                                                     Non-
                                          Parent    Guarantor      Guarantor     Elim-
                                          Company   Subsidiaries  Subsidiary    inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............    $   9,741   $ 73,006    $      -    $        -   $ 82,747
  Accounts receivable, trade..............    10,093      9,381                               19,474
  Accounts receivable, other..............     5,027      2,947      43,869                   51,843
  Tax receivable from parent corporations.     1,500                                           1,500
  Inventories.............................    55,891     45,811                              101,702
  Other current assets....................     1,105      2,820                                3,925
                                             -------   ---------   ---------    ---------   --------
    Total Current Assets..................    83,357    133,965      43,869             -    261,191

Investment in subsidiaries................   356,726                            (356,726)          -
Intercompany loans including accrued
  interest................................   188,945   (184,531)     (4,414)                       -
Due from(to)subsidiaries, net.............  (244,829)   240,866       3,963                        -
Property, plant and equipment, net........    46,928    315,536                              362,464
Excess of cost over net assets of
  businesses acquired, net................    41,562     23,755                               65,317
Deferred income tax benefits..............    42,897                                          42,897
Tax receivable from parent corporations...     7,500                                           7,500
Other assets..............................    16,026     15,774                               31,800
                                           ---------   ---------  ---------    ---------   ---------
Total Assets.............................. $ 539,112  $ 545,365   $  43,418    $(356,726)  $ 771,169
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $     153  $   5,755   $       -    $       -   $   5,908
  Accounts payable........................    19,871     37,649                               57,520
  Payable to related parties..............     7,522      2,530                               10,052
  Accrued liabilities.....................    18,865     24,023                               42,888
  Reserve for product warranty claims.....    13,400      1,500                               14,900
                                           ---------  ---------    ---------    ---------   --------
    Total Current Liabilities.............    59,811     71,457           -            -     131,268

Long-term debt less current maturities....   514,880    159,818                              674,698
Reserve for product warranty claims.......    28,187        569                               28,756
Other liabilities.........................    14,099        213                               14,312
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities.........................   616,977    232,057           -            -     849,034
Total Stockholders' Equity (Deficit), net.   (77,865)   313,308      43,418     (356,726)    (77,865)

Total Liabilities and                      ---------  ---------    ---------    ---------   --------
  Stockholders' Equity (Deficit) ......... $ 539,112  $ 545,365    $ 43,418    $(356,726)  $ 771,169
                                           =========  =========    =========   ==========  =========


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                  April 1, 2001
                                   (Thousands)

                                                                     Non-
                                          Parent    Guarantor      Guarantor       Elim-
                                          Company   Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............   $       14  $  30,070   $      -     $      -   $   30,084
  Accounts receivable, trade..............               22,569                               22,569
  Accounts receivable, other..............     3,293      1,357      93,126                   97,776
  Receivable from parent corporations.....       749                                             749
  Tax receivable from parent corporations.     1,500                                           1,500
  Inventories.............................    82,278     42,814                              125,092
  Other current assets....................     2,855      2,970                                5,825
                                           ---------   --------   ---------    ---------   ---------
    Total Current Assets..................    90,689     99,780      93,126            -     283,595

Investment in subsidiaries................   408,596                            (408,596)          -
Intercompany loans including accrued
  interest................................    73,786    (69,371)     (4,415)                       -
Due from(to)subsidiaries, net.............  (168,902)   162,538       6,364                        -
Property, plant and equipment, net........    46,281    310,078                              356,359
Excess of cost over net assets of
  businesses acquired, net................    41,069     23,755                               64,824
Deferred income tax benefits..............    45,822          -                               45,822
Tax receivable from parent corporations...     7,500                                           7,500
Other assets..............................    15,572     16,343                               31,915
                                           ---------  ---------   ---------    ---------   ---------
Total Assets.............................. $ 560,413  $ 543,123   $  95,075    $(408,596)  $ 790,015
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $     111  $   3,950   $       -   $       -    $   4,061
  Accounts payable........................    26,678     41,414                               68,092
  Payable to related parties..............     3,682     12,665                               16,347
  Accrued liabilities.....................    35,058     13,147                               48,205
  Reserve for product warranty claims.....    14,900          -                               14,900
                                           ---------  ---------   ---------   ---------    ---------
    Total Current Liabilities.............    80,429     71,176           -           -      151,605

Long-term debt less current maturities....   521,997    158,545                              680,542
Reserve for product warranty claims.......    26,161       (324)                              25,837
Other liabilities.........................    14,197        205                               14,402
                                           ---------  ---------   ---------    ---------   ---------
Total Liabilities.........................   642,784    229,602           -            -     872,386
Total Stockholders' Equity (Deficit), net.   (82,371)   313,521      95,075     (408,596)    (82,371)
                                           ---------  ---------   ---------    ---------   ---------
Total Liabilities and Stockholders'
    Equity (Deficit) ..................... $ 560,413  $ 543,123    $ 95,075    $(408,596)  $ 790,015
                                           =========  =========    ========    =========   =========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                           Quarter Ended April 2, 2000
                                   (Thousands)

                                                                                  Non-
                                                      Parent     Guarantor     Guarantor
                                                      Company   Subsidiaries   Subsidiary   Consolidated
                                                      --------- ------------   ----------   ------------
Cash and cash equivalents, beginning of period....... $     203   $  55,749     $       -     $ 55,952
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)operating activities:
Net income(loss).....................................    (3,311)      4,057                        746
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................     1,175       7,972                      9,147
    Goodwill and other amortization..................       533         189                        722
    Deferred income taxes............................       252                                    252
    Noncash interest charges.........................       477                                    477
(Increase) decrease in working capital items.........   (33,417)     (4,099)      (27,341)     (64,857)
Decrease in product warranty claims..................    (4,435)      3,145                     (1,290)
Purchases of trading securities......................                (1,019)                    (1,019)
Proceeds from sales of trading securities............                 1,860                      1,860
Change in net receivable from/payable to
  related parties/parent corporations................   (34,411)      1,060        27,341       (6,010)
Other, net...........................................     7,148      (7,727)                      (579)
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)operating activities....   (65,989)      5,438             -      (60,551)
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      (821)    (13,354)                   (14,175)
  Proceeds from sale of assets.......................                 4,607                      4,607
  Purchases of available-for-sale securities.........                  (219)                      (219)
  Proceeds from sales of available-for-sale
    securities.......................................                 3,002                      3,002
  Proceeds from sales of other short-term
    investments......................................                 1,590                      1,590
                                                      ---------   ---------     ---------     --------
Net cash used in investing activities................      (821)     (4,374)            -       (5,195)
                                                      ---------   ---------     ---------     --------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    26,816                                 26,816
  Increase in borrowings under revolving
    credit facility..................................    40,000                                 40,000
  Repayments of long-term debt.......................      (321)       (792)                    (1,113)
  Financing fees and expenses........................      (146)     (1,625)                    (1,771)
  Stock Issuance.....................................       265                                    265
                                                     ----------   ---------     ---------     --------
Net cash provided by (used in) financing activities..    66,614      (2,417)            -       64,197
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............      (196)     (1,353)            -       (1,549)
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $       7   $  54,396   $         -    $  54,403
                                                      =========   =========     =========     ========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                           Quarter Ended April 1, 2001
                                   (Thousands)

                                                                                  Non-
                                                      Parent    Guarantor      Guarantor
                                                      Company  Subsidiaries   Subsidiary   Consolidated
                                                      -------  ------------   -----------  ------------
Cash and cash equivalents, beginning of period....... $  9,741    $  73,006    $       -    $ 82,747
                                                      --------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income(loss).....................................   (4,719)         213                   (4,506)
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................      677        7,963                    8,640
    Goodwill and other amortization..................      663          180                      843
    Deferred income taxes............................   (2,925)                               (2,925)
    Noncash interest charges.........................      891          250                    1,141
Increase in working capital items....................   (2,861)     (15,862)     (49,256)    (67,979)
Decrease in product warranty claims..................     (526)      (2,393)                  (2,919)
Change in net receivable from/payable to
  related parties/parent corporations................  (17,012)     (26,698)      49,256       5,546
Other, net...........................................       57         (697)                    (640)
                                                      --------     --------    ---------    --------
Net cash used in operating activities................  (25,755)     (37,044)           -     (62,799)
                                                      --------     --------    ---------    --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      (29)      (2,404)                  (2,433)
                                                      --------     --------    ---------    --------
Net cash used in investing activities................      (29)      (2,404)           -      (2,433)
                                                      --------     --------    ---------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..........    9,550                                 9,550
  Increase in borrowings under revolving
    credit facility..................................    7,000                                 7,000
  Repayments of long-term debt.......................      (55)      (3,096)                  (3,151)
  Financing fees and expenses........................     (438)        (392)                    (830)
                                                      --------    ---------    ---------   ---------
Net cash provided by (used in) financing activities..   16,057       (3,488)           -      12,569
                                                      --------    ---------    ---------   ---------
Net change in cash and cash equivalents..............   (9,727)     (42,936)           -     (52,663)
                                                      --------    ---------    ---------   ---------
Cash and cash equivalents, end of period............. $     14    $  30,070    $       -   $  30,084
                                                      ========    =========    =========   =========


            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 2001 Compared With
                        First Quarter 2000

         The Company recorded a first quarter 2001 net loss of $4.5 million compared with net income of $0.7 million in the first quarter of 2000. The decline in net earnings was primarily the result of lower operating income and higher interest expense.

         The Company's net sales for the first quarter of 2001 were $265.0 million, an 8.6% decrease from last year's first quarter net sales of $289.8 million, with the decrease primarily due to lower net sales in low slope roofing products and the sale of the security products business of LL Building Products Inc. which was sold in September 2000. Excluding the impact of the sale of the security products business of LL Building Products Inc., net sales were lower by 6.5% for the first quarter of 2001. The decrease in net sales of low slope roofing products reflected lower unit volumes, partially offset by higher selling prices.

         Operating income for the first quarter of 2001 was $9.5 million compared with $14.8 million in the first quarter of 2000. Lower operating results were primarily attributable to the higher cost of energy together with a decrease in low slope roofing products sales volumes, partially offset by higher average selling prices for both steep slope and low slope roofing products and lower selling, general and administrative expenses.

         Interest expense for the first quarter of 2001 increased to $15.2 million from $12.4 million recorded in the same period of 2000, primarily due to higher average borrowings and a higher average interest rate. Other expense, net was $1.4 million for the first quarter of 2001 compared to $1.2 million in the first quarter of 2000, with the increase primarily due to lower investment income.

Liquidity and Financial Condition

         Net cash outflow during the first quarter of 2001 was $65.2 million before financing activities, and included the use of $62.8 million of cash for operations and the reinvestment of $2.4 million for capital programs.

         Cash invested in additional working capital totaled $68.0 million during the first quarter of 2001, primarily reflecting seasonal net increases in inventories of $23.4 million and $58.6 million in accounts receivable, including a $58.8 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $15.9 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included a $5.5 million net increase in the payable to related parties/parent corporations.

         Net cash provided by financing activities totaled $12.6 million during the first quarter of 2001, mainly reflecting $7.0 million in net borrowings under the Company's bank revolving credit facilities, and $9.6 million in proceeds from the sale of the Company's trade receivables, partially offset by $3.2 million in repayments of long-term debt.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)


         As a result of the foregoing factors, cash and cash equivalents decreased by $52.7 million during the first quarter of 2001 to $30.1 million.

         See Note 3 to Consolidated Financial Statements for information regarding contingencies.


                                      * * *


Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of April 1, 2001.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings


         As of April 1, 2001, 1,511 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 3 to Consolidated Financial Statements above.



Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

                  None


(b) Certain of the registrants filed a report on Form 8-K, dated January 5, 2001 reporting events under Item 5 thereof.

                                   SIGNATURES
                                   -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION
                          GAF LEATHERBACK CORP.
                          WIND GAP REAL PROPERTY ACQUISITION CORP.
                          GAF MATERIALS CORPORATION (CANADA)


DATE:  May 16, 2001                  BY: /s/John F. Rebele
       -----------------             ----------------------

                                     John F. Rebele
                                     Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  May 16, 2001                  BY: /s/James T. Esposito
       -----------------             ------------------------
                                     James T. Esposito
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                                   SIGNATURES
                                   -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BUILDING MATERIALS INVESTMENT CORPORATION
                          BMCA INSULATION PRODUCTS INC.
                          DUCTWORK MANUFACTURING CORPORATION
                          GAF PREMIUM PRODUCTS INC.
                          GAFTECH CORPORATION
                          LL BUILDING PRODUCTS INC.


DATE:  May 16, 2001                  BY: /s/John F. Rebele
       -----------------             ----------------------

                                     John F. Rebele
                                     Vice President
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     and Accounting Officer)